Form 10-Q
period 2009-03-31
CHARDAN ACQUISITION CORP
filed 2009-05-20
CIK 1447976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009: 1,360,000 shares of common stock.

Chardan Acquisition Corp.
FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

 Item 1. Financial Information

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO DECEMBER 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	September 30, 2008
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$3,337	$1,500
Total Liabilities	3,337	1,500

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,360,000 shares
and 100,000 issued and outstanding, respectively	136	10
Additional paid-in capital	17,674	-
Deficit accumulated during the development stage	(21,147)	(1,510)

Total Stockholders' Deficiency	(3,337)	(1,500)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the Period from September 26, 2008 (Inception) to
	March 31, 2009	March 31, 2009	March 31, 2009

Operating Expenses
Professional fees	$825	$13,844	$15,344
General and administrative	2,625	5,793	5,803
Total Operating Expenses	3,450	19,637	21,147

Loss from Operations	(3,450)	(19,637)	(21,147)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,450)	(19,637)	(21,147)

Provision for Income Taxes	-	-	-

NET LOSS	$(3,450)	(19,637)	$(21,147)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,360,000	1,123,315

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to March 31, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	100,000	10	-	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2008	-	-	100,000	10	-	(1,510)	(1,500)

Common stock issued for cash	-	-	1,260,000	126	12,474	-	12,600

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the six months ended March 31, 2009	-	-	-	-	-	(19,637)	(19,637)

Balance, March 31, 2009	-	$-	1,360,000	$136	$17,674	$(21,147)	$(3,337)

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Period from September 26, 2008 (inception) to
	March 31, 2009	December 31, 2008

Cash Flows Used In Operating Activities:
Net Loss	$(19,637)	$(21,147)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	10
In-kind contribution of services	5,200	5,200
Changes in operating assets and liabilities:
Increase in accounts payable	1,837	3,337
Net Cash Used In Operating Activities	(12,600)	(12,600)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12,600	12,600
Net Cash Provided by Financing Activities	12,600	12,600

Net Increase in Cash	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2009, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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
AS OF MARCH 31, 2009
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
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 3).

(B) Stock Issued for Cash

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 3).

(C) In Kind Contribution of Services

For the six months ended March 31, 2009, the shareholders of the Company contributed service having a fair value of $5,200 (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2009 the shareholders of the Company contributed service having a fair value of $5,200 (See Note 2(C)).

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
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $21,147 for the period from September 26, 2008 (inception) to March 31, 2009; and a working capital and stockholders’ deficiency of $3,337 at March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2009.  For the six months ended March 31, 2009, the registrant recognized a net loss of $19,637 and for the period from inception through March 31, 2009, the registrant recognized net loss of $21,147.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Going Concern

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve monthsAs reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $21,147 for the period from September 26, 2008 (inception) to March 31, 2009; and a working capital and stockholders’ deficiency of $3,337 at March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Chardan Acquisition Corp.

Date: May 20, 2009	By:	/s/ Kerry Propper
Kerry Propper
President