Form 10-Q
period 2009-06-30
CHARDAN ACQUISITION CORP
filed 2009-08-20
CIK 1447976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2009: 1,360,000 shares of common stock.

Chardan Acquisition Corp.
FORM 10-Q
June 30, 2009
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

SIGNATURE

Item 1. Financial Information

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$5,300	$1,500
Loan payable - related party	4,066	-
Total Liabilities	9,366	1,500

Commitments and Contingencies
	-	-
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,360,000 shares
and 100,000 issued and outstanding, respectively	136	10
Additional paid-in capital	20,274	-
Deficit accumulated during the development stage	(29,776)	(1,510)

Total Stockholders' Deficiency	(9,366)	(1,500)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended	For the Period from September 26, 2008 (Inception) to
	June 30, 2009	June 30, 2009	June 30, 2009

Operating Expenses
Professional fees	$4,950	$18,794	$20,294
General and administrative	3,679	9,472	9,482
Total Operating Expenses	8,629	28,266	29,776

Loss from Operations	(8,629)	(28,266)	(29,776)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,629)	(28,266)	(29,776)

Provision for Income Taxes	-	-	-

NET LOSS	$(8,629)	(28,266)	$(29,776)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,360,000	1,202,500

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to June 30, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	100,000	10	-	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2008	-	-	100,000	10	-	(1,510)	(1,500)

Common stock issued for cash	-	-	1,260,000	126	12,474	-	12,600

In kind contribution of services	-	-	-	-	7,800	-	7,800

Net loss for the nine months ended June 30, 2009	-	-	-	-	-	(28,266)	(28,266)

Balance, June 30, 2009	-	$-	1,360,000	$136	$20,274	$(29,776)	$(9,366)

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Period from September 26, 2008 (inception) to
	June 30, 2009	June 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(28,266)	$(29,776)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	10
In-kind contribution of services	7,800	7,800
Changes in operating assets and liabilities:
Increase in accounts payable	3,800	5,300
Net Cash Used In Operating Activities	(16,666)	(16,666)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	4,066	4,066
Proceeds from issuance of common stock	12,600	12,600
Net Cash Provided by Financing Activities	16,666	16,666

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2009, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

(H) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE  2    NOTE PAYABLE – RELATED PARTY

For the quarter ended June 30, 2009, a related party loaned the Company $4,066.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of June 30, 2009, the loan balance is $4,066 (See Note 4).

NOTE  3    STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 4).

(B)  Stock Issued for Cash

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 4).

(C)  In Kind Contribution of Services

For the nine months ended June 30, 2009, the shareholders of the Company contributed service having a fair value of $7,800 (See Note 4).

NOTE  4     RELATED PARTY TRANSACTIONS

For the quarter ended June 30, 2009, a related party loaned the Company $4,066. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand. As of June 30, 2009, the loan balance is $4,066 (See Note 2).

For the nine months ended June 30, 2009 the shareholders of the Company contributed service having a fair value of $7,800 (See Note 3(C)).

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 3(A)).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 5     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $29,776 for the period from September 26, 2008 (inception) to June 30, 2009; and a working capital deficiency and stockholders’ deficiency of $9,366 at June 30, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6     SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 19, 2009, the date the financial statements were issued.

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2009.  For the nine months ended June 30, 2009, the registrant recognized a net loss of $28,266 and for the period from inception through June 30, 2009, the registrant recognized net loss of $29,776.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Going Concern

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months as reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $29,776 for the period from September 26, 2008 (inception) to June 30, 2009; and a working capital deficiency and stockholders’ deficiency of $9,366 at June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

Chardan Acquisition Corp.

Date: August 20, 2009	By:	/s/ Kerry Propper
Kerry Propper
President