Form 10-K
period 2009-09-30
CHARDAN ACQUISITION CORP
filed 2010-01-19
CIK 1447976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53465

Chardan Acquisition Corp
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 State Street, Suite 1600, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(646) 465-9091
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Acceleratedfiler                        ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company     ☒
(Do not check if a smaller reporting company)

Revenues for year ended September 30, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of January 13, 2010 was: 1,360,000

Transitional Small Business Disclosure Format:         Yes ☐       No ☒

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

(a) Business Development

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

(b) Business of Issuer

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

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.       DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.       LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are two holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to Chardan Capital Market, a related party.

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

The Company did not have any operating income from September 30, 2008 through September 30, 2009 and the Company recognized a net loss of $1,510 in 2008 and $33,976 in 2009. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2009 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Kerry Propper will supervise the search for target companies as potential candidates for a business combination. Kerry Propper will pay, as his own expenses, any costs he incurs in supervising the search for a target company. Kerry Propper may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Kerry Propper controls us and therefore has the authority to enter into any agreement binding us. Kerry Propper as our sole officer and director can authorize any such agreement binding us.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operations is subject to attaining adequate revenue or financing. We cannot assure investors that we will generate the revenues needed or that additional financing will be available. In the absence of attaining adequate revenue or additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $20,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND AS OF SEPTEMBER 30, 2008.

PAGE	3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2009, FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

PAGE	4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

PAGE	5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2009, FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Chardan Acquisition Corp.

We have audited the accompanying balance sheets of Chardan Acquisition Corp. (a development stage company) as of  September 30, 2009 and 2008, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended September 30, 2009 and the period September 26, 2008 (Inception) to September 30, 2008 and the period September 26, 2008 (Inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform  the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Chardan Acquisition Corp. (a development stage company) as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended September 30, 2009 and the period September 26, 2008 (Inception) to September 30, 2008 and the period September 26. 2008 (Inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has a net loss of $35,486 from Inception, a working capital and stockholders' deficiency of $12,476 at September 30, 2009 and used cash in operations from $16,665 from Inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
January 18, 2010

Chardan Acquisition Corp.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2009	September 30, 2008

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$8,411	$1,500
Loan payable - related party	4,065	-
Total Liabilities	12,476	1,500

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,360,000 shares and 100,000 issued and outstanding, respectively	136	10
Additional paid-in capital	22,874	-
Deficit accumulated during the development stage	(35,486)	(1,510)

Total Stockholders' Deficiency	(12,476)	(1,500)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Statements of Operations

	For the Year	For the Period from September 26, 2008	For the Period from September 26, 2008
	Ended September 30, 2009	(Inception) to September 30, 2008	(Inception) to September 30, 2009

Operating Expenses
Professional fees	$21,904	$1,500	$23,404
General and administrative	12,072	10	12,082
Total Operating Expenses	33,976	1,510	35,486

Loss from Operations	(33,976)	(1,510)	(35,486)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33,976)	(1,510)	(35,486)

Provision for Income Taxes	-	-	-

NET LOSS	$(33,976)	$(1,510)	$(35,486)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,242,308	100,000

See accompanying notes to financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to September 30, 2009

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	100,000	10	-	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2008	-	-	100,000	10	-	(1,510)	(1,500)

Common stock issued for cash ($0.01/sh)	-	-	1,260,000	126	12,474	-	12,600

In kind contribution of services	-	-	-	-	10,400	-	10,400

Net loss for the year ended September 30, 2009	-	-	-	-	-	(33,976)	(33,976)

Balance, September 30, 2009	-	$-	1,360,000	$136	$22,874	$(35,486)	$(12,476)

See accompanying notes to financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
		September 26, 2008	September 26, 2008
	For the Year Ended	(inception) to	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Cash Flows Used In Operating Activities:
Net Loss	$(33,976)	$(1,510)	$(35,486)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	10	10
In-kind contribution of services	10,400	-	10,400
Changes in operating assets and liabilities:
Increase in accounts payable	6,911	1,500	8,411
Net Cash Used In Operating Activities	(16,665)	-	(16,665)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	4,065		4,065
Proceeds from issuance of common stock	12,600	-	12,600
Net Cash Provided by Financing Activities	16,665	-	16,665

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Chardan Acquisition Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on September 26, 2008.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and 2008, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $25,076 available to offset future taxable income through 2029 which results in a deferred tax asset of $8,526.  The valuation allowance at September 30, 2009 was $8,526.  The net change in the valuation allowance for the period ended September 30, 2009 was an increase of $8,016.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

(I) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and loan payable – related party approximate fair value based on the short-term maturity of these instruments.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

NOTE  2     NOTE PAYABLE – RELATED PARTY

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance is $4,065 (See Note 4).

NOTE  3     STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 4).

(B)  Stock Issued for Cash

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 4).

(C)  In Kind Contribution of Services

For the year ended September 30, 2009, the shareholders of the Company contributed service having a fair value of $10,400 (See Note 4).

NOTE  4     RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.  As of September 30, 2009, the loan balance is $4,065 (See Note 2).

For the year ended September 30, 2009 the shareholders of the Company contributed service having a fair value of $10,400 (See Note 3(C)).

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 3(A)).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008

NOTE 5      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $35,486 for the period from September 26, 2008 (inception) to September 30, 2009; and a working capital deficiency and stockholders’ deficiency of $12,476 at September 30, 2009 and used cash in operations of $16,665 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6      SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 13, 2010, the date the financial statements were issued and there were no items to disclose.

During November 2009, a related party loaned the Company $2,115. The Company entered into a written promissory note concerning this obligation. The loan is noninterest bearing and payable on demand.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, PA, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Kerry Propper	35	President/Director

Kerry Propper, has been our chief executive officer and a member of our board of directors since inception. From March 2005 through September 2007, Mr. Propper served as the chief financial officer, secretary and a member of the board of directors of Chardan North China Acquisition Corp. which acquired HLS Systems International Ltd. in September 2007. Since September 2007, Mr. Propper has served as a director of HLS Systems International Ltd. (OTCBB Symbol: HLSYF). From March 2005 through January 2008, Mr. Propper served as the chief executive officer and a member of the board of directors of Chardan South China Acquisition Corp. (which through a merger became A-Power Energy Generation Systems — Nasdaq Symbol: APWR). Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC (formerly known as Gramercy Group), a New York based broker-dealer and FINRA member firm, since July 2003. He has also been a managing member of SUJG, Inc., an investment company, since April 2005. From its inception in December 2003 until November 2005, Mr. Propper served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp., an OTC Bulletin Board listed blank check company that was seeking to acquire an operating business in the People’s Republic of China. In November 2005, Chardan China Acquisition Corp. completed its business combination with State Harvest Holdings Ltd. and changed its name to Origin Agritech Limited (Nasdaq Symbol: SEED). Mr. Propper has continued to serve as a member of the board of directors of Origin Agritech since its merger. Since November 2006, Mr. Propper has served as the executive vice president of mergers and acquisitions of Shine Media Acquisition Corp., a blank-check company listed on the OTC Bulletin Board. On May 8, 2008, Shine Media entered into a stock purchase agreement pursuant to which it will acquire all of the ordinary shares of China Greenscape Co., Ltd., a British Virgin Islands company, which owns 100% of Jiangsu Sunshine Zoology and Forestry Development Co., Ltd., a PRC company. Jiangsu Sunshine is an urban green resources company that develops, cultivates, and distributes trees, plants and flowers to expanding PRC municipalities. Since December, 2005, Mr. Propper has served as a special advisor to Jaguar Acquisition Corp., a blank-check company listed on the OTC Bulletin Board. On April 9, 2008, Jaguar merged with and into a British Virgin Islands company named China Cablecom Holdings, and concurrently entered into an agreement and plan of merger with China Cablecom Ltd., pursuant to which Jaguar acquired China Cablecom Ltd. China Cablecom is a consolidator of cable TV operating companies in the PRC. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker-dealer and member firm of the FINRA. Mr. Propper is on the advisory board of Netsol Technologies, a software company with operations in Pakistan. Mr. Propper received his B.A. in Economics and International Studies from Colby College.

We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters or to any of their associates or affiliates.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Kerry Propper President, CEO	2009	$0	0	0	0	0	0	0	$0
Executive Officer,	2008	$0	0	0	0	0	0	0	$0
Chief Financial
Officer

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Kerry Propper	1,360,000 (1)	100%
17 State Street
Suite 1600
New York, NY 10004

All Executive Officers
and Directors as a Group	1,360,000	100%
(1 Person)

(1)  Kerry Propper owns a total of 1,360,000 shares of our common stock.  Of such amount he owns 100,000 personally and 1,260,000 shares are held by Chardan Capital Markets which is principally owned by Kerry Propper.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 26, 2008, the Company issued 100,000 shares of common stock to our founder, Kerry Propper, having a fair value of $10 ($0.0001/share) in exchange for services provided.

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to Chardan Capital Market, a related party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2009 and the period from September 26, 2008 (inception) to September 30, 2008, we were billed approximately $8,659 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended September 30, 2009 and the period from September 26, 2008 (inception) to September 30, 2008, we were not billed any audit related fees.

Tax Fees

For the Company’s fiscal years ended September 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.1	Certificate of Incorporation of Expedite 4, Inc.*

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.2	By-Laws*

Filed herewith	31.1	Certification of Kerry Propper pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Kerry Propper pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52867)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Chardan Acquisition Corp.

By:	/s/Kerry Propper
President and Director

Dated	January 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kerry Propper Kerry Propper	President and Director	January 19, 2010