Form 10-Q
period 2009-12-31
CHARDAN ACQUISITION CORP
filed 2010-01-21
CIK 1447976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chardan Acquisition Corp.
(Exact name of registrant as specified in Charter)

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2010: 1,360,000 shares of common stock.

Chardan Acquisition Corp.
FORM 10-Q
December 31, 2009
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

SIGNATURE

Item 1. Financial Information

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2009	September 30, 2009
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$6,821	$8,411
Loan payable - related party	6,180	4,065
Total Liabilities	13,001	12,476

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,360,000 shares
and 100,000 issued and outstanding, respectively	136	136
Additional paid-in capital	25,474	22,874
Deficit accumulated during the development stage	(38,611)	(35,486)

Total Stockholders' Deficiency	(13,001)	(12,476)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			September 26, 2008
	For the Three Months Ended	For the Three Months Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Operating Expenses
Professional fees	$450	$13,019	$23,854
General and administrative	2,675	3,168	14,757
Total Operating Expenses	3,125	16,187	38,611

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,125)	(16,187)	(38,611)

Provision for Income Taxes	-	-	-

NET LOSS	$(3,125)	$(16,187)	$(38,611)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,360,000	889,231

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to December 31, 2009
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	100,000	10	-	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2008	-	-	100,000	10	-	(1,510)	(1,500)

Common stock issued for cash ($0.01/Sh)	-	-	1,260,000	126	12,474	-	12,600

In kind contribution of services	-	-	-	-	10,400	-	10,400

Net loss for the period ended September 30, 2009	-	-	-	-	-	(33,976)	(33,976)

Balance, September 30, 2009	-	-	1,360,000	136	22,874	(35,486)	(12,476)

In kind contribution of services	-	-	-	-	2,600	-	2,600

Net loss for the three months ended December 31, 2009	-	-	-	-	-	(3,125)	(3,125)

Balance, December 31, 2009	-	$-	1,360,000	$136	$25,474	$(38,611)	$(13,001)

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Three	For the Three	September 26, 2008
	Months Ended	Months Ended	(inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Cash Flows Used In Operating Activities:
Net Loss	$(3,125)	$(16,187)	$(38,611)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	10
In-kind contribution of services	2,600	2,600	13,000
Changes in operating assets and liabilities:
Increase in accounts payable	(1,590)	987	6,821
Net Cash Used In Operating Activities	(2,115)	(12,600)	(18,780)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	2,115	-	6,180
Proceeds from issuance of common stock	-	12,600	12,600
Net Cash Provided by Financing Activities	2,115	12,600	18,780

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

For the quarter ended December 30, 2009, a related party loaned the Company $2,115.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

As of December 31, 2009, total loan payable – related party is $6,180 (See Note 4).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

For the three months ended December 31, 2009, the shareholders of the Company contributed service having a fair value of $2,600 (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is non-interest bearing and payable on demand.

For the quarter ended December 30, 2009, a related party loaned the Company $2,115.  The Company entered into a written promissory note concerning this obligation.  The loan is non-interest bearing and payable on demand.

As of December 31, 2009, total loan payable – related party is $6,180 (See Note 2).

For the year ended September 30, 2009, the shareholders of the Company contributed service having a fair value of $10,400 (See Note 3(C)).

As of December 31, 2009 the shareholders of the Company contributed service having a fair value of $2,600 (See Note 3(C)).

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 3(A)).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 5      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $38,611 for the period from September 26, 2008 (inception) to December 31, 2009; and a working capital deficiency and stockholders’ deficiency of $13,001 at December 31, 2009 and used cash in operations of $18,780.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6      SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 16, 2010, the date the financial statements were issued and there are none to disclose.

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

Results of Operation

The Company did not have any operating income from inception through December 31, 2009.  For the three months ended December 31, 2009, the registrant recognized a net loss of $3,125 and for the period from inception through December 31, 2009, the registrant recognized net loss of $38,611. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Going Concern

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months as reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $38,611 for the period from September 26, 2008 (inception) to December 31, 2009; and a working capital deficiency and stockholders’ deficiency of $13,001 at December 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Chardan Acquisition Corp.

Date: January 19, 2010	By:	/s/ Kerry Propper
Kerry Propper
President