Form 10-Q
period 2010-03-31
CHARDAN ACQUISITION CORP
filed 2010-05-24
CIK 1447976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010: 1,360,000shares of common stock.

Chardan Acquisition Corp.
FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	14
Item 6.	Exhibits and Reports of Form 8-K	14

SIGNATURE

Item 1. Financial Information

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	September 30, 2009
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$949	$8,411
Loans payable - Related party	19,984	4,065
Total Liabilities	20,933	12,476

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,360,000 shares
and 1,360,000 issued and outstanding, respectively	136	136
Additional paid-in capital	28,385	22,874
Deficit accumulated during the development stage	(49,454)	(35,486)

Total Stockholders' Deficiency	(20,933)	(12,476)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from September 26, 2008
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	(Inception) to March 31, 2010

Operating Expenses
Professional fees	$6,679	$825	$7,129	$13,844	$30,533
General and administrative	3,853	2,625	6,528	5,793	18,610
Total Operating Expenses	10,532	3,450	13,657	19,637	49,143

Loss from Operations	(10,532)	(3,450)	(13,657)	(19,637)	(49,143)

Other Expenses
Interest Expense	(311)	-	(311)	-	(311)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10,843)	(3,450)	(13,968)	(19,637)	(49,454)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(10,843)	$(3,450)	$(13,968)	$(19,637)	$(49,454)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,360,000	1,360,000	1,360,000	1,123,315

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to March 31, 2010
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001/Sh)	-	-	100,000	10	-	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2008	-	-	100,000	10	-	(1,510)	(1,500)

Common stock issued for cash	-	-	1,260,000	126	12,474	-	12,600

In kind contribution of services	-	-	-	-	10,400	-	10,400

Net loss for the period ended September 30, 2009	-	-	-	-	-	(33,976)	(33,976)

Balance, September 30, 2009	-	-	1,360,000	136	22,874	(35,486)	(12,476)

In kind contribution of services	-	-	-	-	5,200	-	5,200

In kind contribution of interest	-	-	-	-	311	-	311

Net loss for the six months ended March 31, 2010	-	-	-	-	-	(13,968)	(13,968)

Balance, March 31, 2010	-	$-	1,360,000	$136	$28,385	$(49,454)	$(20,933)

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period from September 26, 2008
	March 31, 2010	March 31, 2009	(inception) to March 31, 2010

Cash Flows Used In Operating Activities:
Net Loss	$(13,968)	$(19,637)	$(49,454)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	10
In-kind contribution of interest	311		311
In-kind contribution of services	5,200	5,200	15,600
Changes in operating assets and liabilities:
Increase in accounts payable	(7,462)	1,837	949
Net Cash Used In Operating Activities	(15,919)	(12,600)	(32,584)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	15,919	-	19,984
Proceeds from issuance of common stock	-	12,600	12,600
Net Cash Provided by Financing Activities	15,919	12,600	32,584

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(H) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2	NOTE PAYABLE – RELATED PARTY

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the six months ended March 31, 2010, a related party loaned the Company $15,919.  The Company entered into a written promissory note concerning this obligation.  The loan is non-interest bearing and payable on demand.

As of March 31, 2010, total loan payable – related party is $19,984 (See Note 4).

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

For the six months ended March 31, 2010, the shareholders of the Company contributed service having a fair value of $5,200 (See Note 4).

For the six months ended March 31, 2010 the shareholder of the Company contributed $311 of in kind contribution of interest on behalf of the Company (See Note 4).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the six months ended March 31, 2010, a related party loaned the Company $15,919.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

As of March 31, 2010, total loan payable – related party is $19,984 (See Note 2).
For the six months ended March 31, 2010 the shareholder of the Company contributed $311 of in kind contribution of interest on behalf of the Company (See Note 3(C)).

For the year ended September 30, 2009, the shareholders of the Company contributed service having a fair value of $10,400 (See Note 3(C)).

As of March 31, 2010 the shareholders of the Company contributed service having a fair value of $5,200 (See Note 3(C)).

On November 4, 2008, the Company issued 1,260,000 shares of common stock for cash of $12,600 ($0.01/share) to a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 100,000 shares of common stock to its founder having a fair value of $10 ($0.0001/share) in exchange for services provided (See Note 3(A)).

NOTE 5              GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $49,454 for the period from September 26, 2008 (inception) to March 31, 2010; and a working capital deficiency and stockholders’ deficiency of $20,933 at March 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6              SUBSEQUENT EVENT

On April 27, 2010, a related party loaned the Company $3,355.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2010.  For the six months ended March 31, 2010, the registrant recognized a net loss of $13,968 and for the period from inception through March 31, 2010, the registrant recognized net loss of $49,454. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Going Concern

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months as reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $49,454 for the period from September 26, 2008 (inception) to March 31, 2010; and a working capital deficiency and stockholders’ deficiency of $20,933 at March 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Removed and Reserved.

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

Chardan Acquisition Corp.

Date: May 21, 2010	By:	/s/ Kerry Propper
Kerry Propper
President