Form 10-Q
period 2010-06-30
CHARDAN ACQUISITION CORP
filed 2010-08-20
CIK 1447976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Chardan Acquisition Corp.
(Exact name of Company as specified in Charter)

British Virgin Islands	000-53465
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

 c/o Codan Trust Company (B.V.I.) Ltd.
P.O. Box 3140, Romasco Place Wickhmans Cay 1
Road Town, Tortola
British Virgin Islands VG1110
 (Address of Principal Executive Offices)
 _______________

(646)465-9067

 (Issuer Telephone number)
_______________

17 State Street, Suite 1600
New York, NY 10004
 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2010: 50,000 shares of common stock.

Chardan Acquisition Corp.
FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Controls and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	(Removed and Reserved)	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Information

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND AS OF SEPTEMBER 30, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	September 30, 2009
	(Unaudited)

Current Assets
Prepaid Expense	$1,515	$-
Total Assets	$1,515	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$750	$8,411
Note payable - related party	33,688	4,065
Total Liabilities	34,438	12,476

Commitments and Contingencies

Stockholders' Deficiency
Common stock, no par value; 50,000 shares authorized, 50,000
and 50,000 shares issued and outstanding, respectively	31,499	23,010
Deficit accumulated during the development stage	(64,422)	(35,486)
Total Stockholders' Deficiency	(32,923)	(12,476)

Total Liabilities and Stockholders' Deficiency	$1,515	$-

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period from September 26, 2008(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Operating Expenses
Professional fees	$10,540	$4,950	$17,669	$18,794	$41,073
General and administrative	4,050	3,679	10,578	9,472	22,660
Total Operating Expenses	14,590	8,629	28,247	28,266	63,733

Loss from Operations	(14,590)	(8,629)	(28,247)	(28,266)	(63,733)

Other Expenses
Interest Expense	(378)	-	(689)	-	(689)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,968)	(8,629)	(28,936)	(28,266)	(64,422)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(14,968)	$(8,629)	$(28,936)	$(28,266)	$(64,422)

Net Loss Per Share - Basic and Diluted	$(0.30)	$(0.17)	$(0.58)	$(0.64)

Weighted average number of shares outstanding during the period - Basic and Diluted	50,000	50,000	50,000	44,493

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to June 30, 2010
(Unaudited)

			Deficit
	Common stock		accumulated during	Total
			development	Stockholders'
	Shares	Amount	stage	Deficiency

Balance, September 26, 2008 (Inception)	-	$-	$-	$-

Common stock issued for services to founder ($0.0027/Sh)	3,676	10	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	(1,510)	(1,510)

Balance, September 30, 2008	3,676	10	(1,510)	(1,500)

Common stock issued for cash ($0.27/Sh)	46,324	12,600	-	12,600

In-kind contribution of services	-	10,400	-	10,400

Net loss for the period ended September 30, 2009	-	-	(33,976)	(33,976)

Balance, September 30, 2009	50,000	23,010	(35,486)	(12,476)

In-kind contribution of services	-	7,800	-	7,800

In-kind contribution of interest	-	689	-	689

Net loss for the nine months ended June 30, 2010	-	-	(28,936)	(28,936)

Balance, June 30, 2010	50,000	$31,499	$(64,422)	$(32,923)

See accompanying notes to condensed unaudited financial statements

Chardan Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period from September 26, 2008(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows Used In Operating Activities:
Net Loss	$(28,936)	$(28,266)	$(64,422)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	10
In-kind contribution of interest	689		689
In-kind contribution of services	7,800	7,800	18,200
Changes in operating assets and liabilities:
Increase in preapid expenses	(1,515)	-	(1,515)
Increase in accounts payable	(7,661)	3,800	750
Net Cash Used In Operating Activities	(29,623)	(16,666)	(46,288)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	29,623	4,066	33,688
Proceeds from issuance of common stock	-	12,600	12,600
Net Cash Provided by Financing Activities	29,623	16,666	46,288

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

Effective May 25, 2010, the Company’s domicile was changed from the State of Nevada to the Territory of the British Virgin Islands (“BVI”) through a re-registration and continuation process (the “Redomestication”).

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(E) Income Taxes

In the BVI, there are no income or other business taxes applicable to the Company.  However, the facts and circumstances of the Redomestication are such that Company management believes the Company remains subject to the continuing tax jurisdiction of the United States and accruals of tax reflect that assumption. The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(I) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE  2    NOTE PAYABLE – RELATED PARTY

For the year ended September 30, 2009, Chardan Capital Markets, LLC,  our controlling shareholder and related party, loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the nine months ended June 30, 2010, Chardan Capital Markets, LLC, a related party,  loaned the Company $29,623.  The Company entered into a written promissory note concerning this obligation.  The loan is non-interest bearing and payable on demand.

As of June 30, 2010, total loan payable – related party is $33,688 (See Note 4).

NOTE 3     STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On September 26, 2008, the Company issued 3,676 shares of common stock to its founder having a fair value of $10 ($0.0027/share) in exchange for services provided. (See Note 3(D) and 4).

(B)   Stock Issued for Cash

On November 4, 2008, the Company issued 46,324 shares of common stock for cash of $12,600 ($0.27/share) to a related party.  (See Note 3(D) and 4).

(C)  In Kind Contribution of Services

For the year ended September 30, 2009, the shareholders of the Company contributed services having a fair value of $10,400 (See Note 4).

For the nine months ended June 30, 2010, the shareholders of the Company contributed services having a fair value of $7,800 (See Note 4).

For the nine months ended June 30, 2010 the shareholder of the Company contributed $689 of in kind contribution of interest on behalf of the Company (See Note 4).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(D) Amendment to Articles of Incorporation/Redomestication

Effective May 25, 2010, the Company effected a change in domicile from the State of Nevada to the Territory of the British Virgin Islands. Effective the same date, the Company's authorized capital was changed from 100,000,000 common shares $0.0001 par value to 50,000 common shares without a par value and from 10,000,000 preferred shares $0.0001 par value to no preferred shares authorized.  Common Stock is the only authorized capital of the Company.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the Redomestication from the date of inception.

NOTE  4    RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, Chardan Capital Markets, LLC, a related party, loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the nine months ended June 30, 2010, Chardan Capital Markets, LLC, a related party, loaned the Company $29,623.  The Company entered into a written promissory note concerning this obligation.  The loan is  not interest-bearing and is payable on demand.

As of June 30, 2010, the total loan payable – related party is $33,688 (See Note 2).

For the nine months ended June 30, 2010, a shareholder of the Company contributed $689 of in kind contribution of interest on behalf of the Company (See Note 3(C)).

For the year ended September 30, 2009, the shareholders of the Company contributed services having a fair value of $10,400 (See Note 3(C)).

For the nine months ended June 30, 2010, the shareholders of the Company contributed services having a fair value of $7,800 (See Note 3(C)).

On November 4, 2008, the Company issued 46,324 shares of common stock for cash of $12,600 ($0.27/share) to CCM, a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 3,676 shares of common stock to its founder having a fair value of $10 ($0.0027/share) in exchange for services provided (See Note 3(A)).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 5     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations and has a net loss of $64,422 for the period from September 26, 2008 (inception) to June 30, 2010; and a working capital deficiency and stockholders’ deficiency of $32,923 at June 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6     SUBSEQUENT EVENT

On July 28, 2010, the Company’s sole Director authorized a change in the Company’s fiscal year end to January 31 from September 30.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

 Chardan Acquisition Corp. (“we”, “us”, “our”, the "Company" or the "Company") was incorporated in the State of Nevada on September 26, 2008. Since inception, which was September 26, 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, although it has commenced evaluating possible business combination, it has not entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company initially selected September 30 as its fiscal year end, however, this has been changed to January 31.

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

 The analysis of new business opportunities will be undertaken by or under the supervision of Congyan Xue the Chief Executive Officer and sole director of the Company. As of this date the Company has not entered into any definitive agreement with any party, although it has had discussions with multiple parties about potential business combinations for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)  Strength and diversity of management, either in place or scheduled for recruitment;

(d)  Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)  The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)  The extent to which the business opportunity can be advanced;

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

On May 25, 2010, the Company received approval from the Territory of the British Virgin Islands (“BVI”) to be continued as a company incorporated under the BVI Business Companies Act, 2004 (the “BVI Act”). Pursuant to the BVI Act, we are authorized to issue up to 50,000 ordinary shares of a single class without par value and the Company has full capacity to carry on or undertake any business or activity subject to the BVI Act and BVI legislation. All authorized shares were issued to the existing Shareholders of the Company in proportion to their holdings of our shares when we were incorporated in Nevada.

Plan of Operation

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger.  It is possible that the Company will be successful in locating such a merger candidate and closing such merger.  However, if the Company cannot effect a non-cash acquisition, the Company may have to borrow additional funds or raise equity from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance the Company would obtain any such equity funding. There is no assurance that any such debt or equity funding will be available.

Results of Operation

The Company did not have any operating income from inception through June 30, 2010.  For the nine months ended June 30, 2010, the Company recognized a net loss of $28,936 and for the period from inception through June 30, 2010, the Company recognized net loss of $64,422. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Recent Developments

On July 28, 2010, the Company’s sole director authorized a change in the Company's fiscal year end to January 31 from September 30. The Company plans to report its financial results for the four month transition period of October 1, 2009 through January 31, 2010 on a Transition Report on Form 10-K, or equivalent form.  As a result of the change in fiscal year, the Company’s next fiscal year end will be January 31, 2011.

On July 29, 2010, the Company’s President and sole director resigned from each such position, which resignations were effective on that date and on July 29, 2010, the shareholders of the Company appointed Congyan “Mark” Xue to serve as the Company’s sole director, and on that same date Mr. Xue appointed himself as the Company’s Chief Executive Officer. On July 30, 2010, Mr. Xue, the Company’s sole director appointed William C. Morro as the Company’s Chief Financial Officer. Mr. Xue and Mr. Morro are both employees of Chardan Capital Markets, LLC, our controlling shareholder.

As a result of the change in the Company’s domicile to the British Virgin Islands, the change in fiscal year and the appointment of Mr. Xue, a non-U.S. citizen, as sole director and Chief Executive Officer, the Company became a foreign private issuer as of July 31, 2010.  Future reporting will be in accordance with the rules applicable to foreign private issuers.

Going Concern

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $64,422 for the period from September 26, 2008 (inception) to June 30, 2010; and a working capital deficiency and stockholders’ deficiency of $32,923 at June 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)        Exhibits

 31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

 32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan Acquisition Corp.

Date: August 20, 2010	By:	/s/ Congyan Xue
Congyan Xue
Chief Executive Officer and Director

Chardan Acquisition Corp.

Date: August 20, 2010	By:	/s/ William C. Morro
William C. Morro
Chief Financial Officer