Form 10-KT
period 2010-01-31
CHARDAN ACQUISITION CORP
filed 2010-09-15
CIK 1447976

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______

☒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2009 to January 31, 2010

Commission File No. 000-53465

Chardan Acquisition Corp
(Name of small business issuer in its charter)

British Virgin Islands
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Codan Trust Company (B.V.I.) Ltd. P.O. Box 3140, Romasco Place Wickhmans Cay 1 Road Town, Tortola British Virgin Islands	VG1110
(Address of principal executive offices)	(Zip Code)

(646)465-9067
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value (Title of class)

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

Revenues for year ended January 31, 2010: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2010, was: $0

Number of shares of the registrant’s common stock outstanding as of September 13, 2010 was: 50,000

Documents Incorporated by Reference:
None.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

(a) Business Development

Chardan Acquisition Corp. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on September 26, 2008. Effective May 25, 2010, the Company redomesticated from the State of Nevada to the Territory of the British Virgin Islands. Effective the same date, the Company's authorized capital was changed from 100,000,000 of common shares $0.0001 par value to 50,000 common shares without a par value and from 10,000,000 of preferred shares $0.0001 par value to no preferred shares authorized.  Common Stock is the only authorized capital of the Company. Since inception, which was September 26, 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has been seeking to identify a a suitable counterparty for such a transaction and to determine, through discussions with potential counterparties, the pertinent terms thereof.  While discussions with various potential counterparties are continuing, the Company has not entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. On July 28, 2010, the Company’s Board of Directors authorized a change in the Company’s fiscal year end to January 31 from September 30.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and director of the Registrant. As of this date the Company has not entered into any definitive agreement with any party,  although we have been and continue to be engaged in discussions with multiple business combination candidates.  None of those discussions has reached the point that we can determine a transaction is likely.  The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:
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

ITEM 4.       (REMOVED AND RESERVED)

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

Holders

As of the date hereof, there are 50,000 shares of common stock issued and outstanding. There are two holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

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

Our officers and director have been evaluating and negotiating with various merger candidates about the feasibility and terms of a business combination but have not reached agreement with any prospective counterparty as of the date of this filing.  It is possible that the Company will be successful in reaching agreement with  a merger counterparty and closing such merger, however there is no assurance that it will succeed in doing so. I f the Company cannot effect a non-cash acquisition, the Company may have to borrow additional funds or raise equity from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance that any such debt or equity funding will be available or that the Company could successfully obtain it on acceptable terms, if at all..  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Because of our limited resources, we anticipate that we will need to move quickly and without complete investigation of the affairs and prospects of a business combination counterparty, even though selecting and closing such a transaction with incomplete information  is extremely complex and risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities even more difficult and complex than if we were undertaking a more focused search for a business combination counterparty.  As a result of the constrains affecting our pursuit of a business combination, there is a likelihood that even if we are successful in consummating a business combination that it will not be financially successful and will result in a total loss to our shareholders.

Results of Operation

The Company did not have any operating income from October 1, 2009 through January 31, 2010 and the Company recognized a net loss of $17,054 from October 1, 2008 to January 31, 2009 and $12,196 from October 1, 2009 to January 31, 2010. Since inception, the Company recognized total net loss of $47,682 until January 31, 2010. Expenses from inception were comprised of costs mainly associated with legal, accounting and general and administrative fees.

Liquidity and Capital Resources

At January 31, 2010 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. In such a case, payments would only be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $50,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $47,682 for the period from September 26, 2008 (inception) to January 31, 2010; and a working capital deficiency and stockholders’ deficiency of $20,935 at January 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8.       FINANCIAL STATEMENTS

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

PAGE	F-3
STATEMENTS OF OPERATIONS FOR THE PERIOD FROM OCTOBER 1, 2009 TO JANUARY 31 2010, FOR THE PERIOD FROM OCTOBER 1, 2008 TO JANUARY 31, 2009 (UNAUDITED), FOR THE YEAR ENDED SEPTEMBER 30, 2009, FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JANUARY 31, 2010

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JANUARY 31, 2010

PAGE	F-5
STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM OCTOBER 1, 2009 TO JANUARY 31 2010, FOR THE PERIOD FROM OCTOBER 1, 2008 TO JANUARY 31, 2009 (UNAUDITED), FOR THE YEAR ENDED SEPTEMBER 30, 2009, FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO SEPTEMBER 30, 2008  AND FOR THE PERIOD FROM SEPTEMBER 26, 2008 (INCEPTION) TO JANUARY 31, 2010

PAGES	F-6 - 11	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Chardan Acquisition Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Chardan Acquisition Corp. (a development stage company) as of January 31, 2010 and September 30, 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the four month period ended January 31, 2010, the year ended September 30, 2009, the period from September 26, 2008 (Inception) to September 30, 2008 and the period from September 26, 2008 (Inception) to January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Chardan Acquisition Corp. (a development stage company) as of January 31, 2010 and September 30, 2009 and the results of its operations and its cash flows for the four month period ended January 31, 2010, the year ended September 30, 2009, the period from September 26, 2008 (Inception) to September 30, 2008 and the period from September 26, 2008 (Inception) to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has a net loss of $47,682 from Inception, a working capital and stockholders’ deficiency of $20,935 at January 31, 2010 and used cash in operations from $18,781 from Inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
August 30, 2010

Chardan Acquisition Corp.
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2010	September 30, 2009

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans payable - related party	$14,754	$8,411
Accounts payable	6,181	4,065
Total Liabilities	20,935	12,476

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, no par value; 50,000 shares authorized, 50,000
and 50,000 shares issued and outstanding, respectively	26,747	23,010
Deficit accumulated during the development stage	(47,682)	(35,486)
Total Stockholders' Deficiency	(20,935)	(12,476)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements.

Chardan Acquisition Corp.
(A Development Stage Company)
Statements of Operations

	For the Period From October 1, 2009 to January 31, 2010	For the Period From October 1, 2008 to January 31, 2009	For the Year Ended September 30, 2009	For the Period from September 26, 2008 (Inception) to September 30, 2008	For the Period from September 26, 2008 (Inception) to January 31, 2010
		(Unaudited)

Operating Expenses
Professional fees	$7,129	$13,019	$21,904	$1,500	$30,533
General and administrative	4,797	4,035	12,072	10	16,879
Total Operating Expenses	11,926	17,054	33,976	1,510	47,412

Loss from Operations	(11,926)	(17,054)	(33,976)	(1,510)	(47,412)

Other Expenses
Interest Expense	(270)	-	-	-	(270)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(12,196)	(17,054)	(33,976)	(1,510)	(47,682)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(12,196)	$(17,054)	$(33,976)	$(1,510)	$(47,682)

Net Loss Per Share - Basic and Diluted	$(0.24)	$(0.46)	$(0.74)	$(0.41)

Weighted average number of shares outstanding
during the period - Basic and Diluted	50,000	37,090	45,673	3,676

See accompanying notes to financial statements.

Chardan Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the Period from September 26, 2008 (Inception) to January 31, 2010

			Deficit
	Common stock		accumulated during	Total
			development	Stockholder's
	Shares	Amount	stage	Deficiency

Balance, September 26, 2008 (inception)	-	$-	$-	$-

Common stock issued for services to founder ($0.0027/Sh)	3,676	10	-	10

Net loss for the period September 26, 2008 (inception) to September 30, 2008	-	-	(1,510)	(1,510)

Balance, September 30, 2008	3,676	10	(1,510)	(1,500)

Common stock issued for cash ($0.27/Sh)	46,324	12,600	-	12,600

In kind contribution of services	-	10,400	-	10,400

Net loss for the year ended September 30, 2009	-	-	(33,976)	(33,976)

Balance, September 30, 2009	50,000	23,010	(35,486)	(12,476)

In kind contribution of services	-	3,467	-	3,467

In kind contribution of interest	-	270	-	270

Net loss for the period from October 1, 2009 to January 31, 2010	-	-	(12,196)	(12,196)

Balance, January 31, 2010	50,000	$26,747	$(47,682)	$(20,935)

See accompanying notes to financial statements.

Chardan Acquisition Corp.
(A Development Stage Company)
Statements of Cash Flows

	For the Period from October 1, 2009 to January 31, 2010	For the Period from October 1, 2008 to January 31, 2009	For the Year Ended September 30, 2009	For the Period From September 26, 2008 (Inception) to September 30, 2008	For the Period from September 26, 2008 (Inception) to January 31, 2010
		(Unaudited)

Cash Flows Used In Operating Activities:
Net Loss	$(12,196)	$(17,054)	$(33,976)	$(1,510)	$(47,682)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	-	-	10	10
In-kind contribution of interest	270		-		270
In-kind contribution of services	3,467	3,467	10,400	-	13,867
Changes in operating assets and liabilities:
Increase in accounts payable	6,343	987	6,911	1,500	14,754
Net Cash Used In Operating Activities	(2,116)	(12,600)	(16,665)	-	(18,781)

Cash Flows From Financing Activities:
Proceeds from loan payable- related party	2,116	-	4,065	-	6,181
Proceeds from issuance of common stock	-	12,600	12,600	-	12,600
Net Cash Provided by Financing Activities	2,116	12,600	16,665	-	18,781

Net Increase in Cash	-	-	-	-	-

Cash at Beginning of Period	-	-	-	-	-

Cash at End of Period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-	$-

See accompanying notes to financial statements.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Chardan Acquisition Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on September 26, 2008.  Effective May 25, 2010, the Company redomesticated from the State of Nevada to the Territory of the British Virgin Islands.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of January 31, 2010, January 31, 2009, September 30, 2009, and September 30, 2008, respectively, there were no common share equivalents outstanding.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

(E) Income Taxes

In the BVI, there are no income or other business taxes applicable to the Company. However, the facts and circumstances of the Redomestication are such that the Company management believes the Company remains subject to the continuing jurisdiction of the United States and accruals of tax reflect that assumption. The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 As of January 31, 2010, the Company has net operating loss carryforwards of approximately $33,500 available to offset future taxable income through 2030.  The valuation allowance for the period from October 1, 2009 to January 31, 2010 was $11,402.  The valuation allowance at September 30, 2009 was $8,526.  The net change in the valuation allowance for the period ended January 31, 2010 was an increase of $2,876.

	January 31, 2010	September 30, 2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(4,147)	$(11,552)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,271	3,536
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	2,876	8,016

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	January 31, 2010	September 30, 2009

Deferred income tax asset:
Net operating loss carryforwards	$11,402	$8,526
Valuation allowance	(11,402)	(8,526)
Deferred income taxes	$-	$-

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

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

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand (See Note 4).

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

                       As of January 31, 2010, total loan payable – related party is $6,181 (See Note 4).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On September 26, 2008, the Company issued 3,676 shares of common stock to its founder having a fair value of $10 ($0.0027/share) in exchange for services provided (See Note 3(D) and 4).

(B)  Stock Issued for Cash

On November 4, 2008, the Company issued 46,324 shares of common stock for cash of $12,600 ($0.27/share) to a related party (See Note 3(D) and 4).

(C)  In Kind Contribution of Services

For the period from October 1, 2009 to January 31, 2010, the shareholder of the Company contributed $270 of in kind contribution of interest on behalf of the Company (See Note 4).

For the year ended September 30, 2009, the shareholders of the Company contributed services having a fair value of $10,400 (See Note 4).

For the period from October1, 2009 to January 31, 2010, the shareholders of the Company contributed services having a fair value of $3,467 (See Note 4).

(D) Amendment to Articles of Incorporation/Redomestication

Effective May 25, 2010, the Company redomesticated from the State of Nevada to the Territory of the British Virgin Islands. Effective the same date, the Company's authorized capital was changed from 100,000,000 of common shares $0.0001 par value to 50,000 common shares without a par value and from 10,000,000 of preferred shares $0.0001 par value to no preferred shares authorized.  Common Stock is the only authorized capital of the Company.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned redomestication.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the period from October 1, 2009 to January 31, 2010, a related party loaned the Company $2,116. The Company entered into various written promissory notes concerning those obligations.  These loans are non-interest bearing and payable on demand.

As of January 31, 2010, total loan payable – related party is $6,181 (See Note 2).

For the period from October 1, 2009 to January 31, 2010, the shareholder of the Company contributed $270 of in kind contribution of interest on behalf of the Company (See Note 3(C)).

For the year ended September 30, 2009, the shareholders of the Company contributed services having a fair value of $10,400 (See Note 3(C)).

For the period from October1, 2009 to January 31, 2010, the shareholders of the Company contributed services having a fair value of $3,467 (See Note 4).

On November 4, 2008, the Company issued 46,324 shares of common stock for cash of $12,600 ($0.27/share) to a related party (See Note 3 (B)).

On September 26, 2008, the Company issued 3,676 shares of common stock to its founder having a fair value of $10 ($0.0027/share) in exchange for services provided (See Note 3(A)).

NOTE 5         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $47,682 for the period from September 26, 2008 (inception) to January 31, 2010; and a working capital deficiency and stockholders’ deficiency of $20,935 at January 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

CHARDAN ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 AND SEPTEMBER 30, 2009

NOTE 6         SUBSEQUENT EVENTS

On July 28, 2010, the Company’s Board of Directors authorized a change in the Company’s fiscal year end to January 31 from September 30.

On March 10, 2010, a related party loaned the Company $8,801.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

 On March 25, 2010, a related party loaned the Company $3,975.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

 On March 26, 2010, a related party loaned the Company $1,028.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

On April 27, 2010, a related party loaned the Company $3,355.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

On August 14, 2010, a related party loaned the Company $10,350.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

Effective May 25, 2010, the Company redomesticated from the State of Nevada to the Territory of the British Virgin Islands. Effective the same date, the Company's authorized capital was changed from 100,000,000 of common shares $0.0001 par value to 50,000 common shares without a par value and from 10,000,000 of preferred shares $0.0001 par value to no preferred shares authorized.  Common Stock is the only authorized capital of the Company.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned redomestication.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of January 31, 2010.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table set forth our directors, executive officers, significant employees, as well as their ages and the positions they held, as of the date hereof:

Name	Age	Positions and Offices Held

Congyan Mark Xue (1)	35	Chief Executive Officer and Director

William C. Morro (2)	56	Chief Financial Officer

(1) On July 29, 2010, the shareholders of the Company appointed Congyan Mark Xue to serve as the Company’s sole director, and on that same date Mr. Xue appointed himself as the Company’s Chief Executive Officer.

(2) On July 30, 2010, Mr. Xue, the Company’s sole director appointed William C. Morro as the Company’s Chief Financial Officer.

Mr. Xue, age 35, is currently a Managing Director at Chardan Capital Markets, LLC, an investment bank and the Company’s principal stockholder, where he is responsible for the overall business operations of Chardan Capital Market’s Beijing office. Mr. Xue joined Chardan Capital Markets on April 1, 2007.  From 2004 until joining Chardan Capital markets LLC, Mr. Xue worked as an associate at Beijing Chum Investment Corporation. Mr. Xue holds an MA in International Finance from Leeds University and a BS in Computer Science, from Angeles University in Philippines.

Mr. Morro, age 56, is currently a Managing Director at Chardan Capital Markets, LLC, an investment bank and the Company’s principal stockholder, where he is responsible for various investment banking projects. Mr. Morro joined Chardan Capital Markets on October 1, 2009.  Since 2001 Mr. Morro has been Managing Director of InterAmerican Group, an investment and operations consulting business, and he continues in that role on a part-time basis.  Since its formation in May 2005 Mr. Morro served as Chief Executive Officer and a board member of CNC Development Ltd. and its predecessor Company, InterAmerican Acquisition Group, Inc (OTCBB: CDLVF).  He currently also serves on the board of directors of Boardman Molded International, LLC, a private company providing injection molded products to customers in the United States and Mexico. Mr. Morro holds an MBA from the Kellogg Graduate School of Management (Northwestern University) and a B.A. from Dartmouth College.

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

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our director for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse Directors for expenses related to their activities.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2010.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended January 31, 2010 and September 30, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Kerry Propper Former President, CEO and CFO (1)	2010	$0	0	0	0	0	0	0	$0
	2009	$0	0	0	0	0	0	0	$0

Congyan Mark Xue	2010	$0	0	0	0	0	0	0	$0
CEO and Director	2009	$0	0	0	0	0	0	0	$0

William C. Morro	2010	$0	0	0	0	0	0	0	$0
CFO	2009	$0	0	0	0	0	0	0	$0

(1) On July 29, 2010, Kerry Propper, the President and sole director of the Company resigned from each such position, which resignations were effective on that date.  The Company is not aware of any disagreement between the Company and Mr. Propper that led to his resignation.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Kerry Propper	50,000(1)	100%
17 State Street
Suite 1600
New York, NY 10004

All Executive Officers
and Directors as a Group	0	0
(1 Person)

(1)  Kerry Propper owns a total of 50,000 shares of our common stock.  Of such amount he owns 3,676 personally and 46,324 shares are held by Chardan Capital Markets, LLC which is principally owned by Kerry Propper.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the year ended September 30, 2009, a related party loaned the Company $4,065.  The Company entered into a written promissory note concerning this obligation.  The loan is noninterest bearing and payable on demand.

For the period from October 1, 2009 to January 31, 2010, a related party loaned the Company $2,116. The Company entered into various written promissory notes concerning those obligations.  These loans are non-interest bearing and payable on demand.

As of January 31, 2010, total loan payable – related party is $6,181.

For the period from October 1, 2009 to January 31, 2010, the shareholder of the Company contributed $270 of in kind contribution of interest on behalf of the Company.

For the year ended September 30, 2009, the shareholders of the Company contributed services having a fair value of $10,400.

For the period from October1, 2009 to January 31, 2010, the shareholders of the Company contributed services having a fair value of $3,467.

On November 4, 2008, the Company issued 46,324 shares of common stock for cash of $12,600 ($0.27/share) to Chardan Capital Market, LLC, a related party.

On September 26, 2008, the Company issued 3,676 shares of common stock to its founder, Kerry Propper, having a fair value of $10 ($0.0027/share) in exchange for services provided.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-X.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended January 31, 2010 and September 30, 2009, we were billed approximately $7,376 and $8,659 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended January 31, 2010 and September 30, 2009, we were not billed any audit related fees.

Tax Fees

For the Company’s fiscal years ended January 31, 2010 and September 30, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2010 and September 30, 2009.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-11 of this report.

Report of Independent Registered Public Accounting Firm— Webb & Company, P.A.
Balance Sheets
Statements of Income and Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Memorandum of Association and Articles of Association (Incorporated by reference to the current report on Form 8-K filed on May 26, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Chardan Acquisition Corp.

Date: September 15, 2010	By:	/s/ Congyan Xue
Congyan Xue
Chief Executive Officer and Director

Date: September 15, 2010	By:	/s/ William C. Morro
William C. Morro
Chief Financial Officer and Principal Accounting Officer